Form 10-K
period 2004-12-31
MS STRUCTURED SATURNS SERIES 2003-8
filed 2005-03-30
CIK 1279658

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

For the fiscal year ended December 31, 2004
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                  Commission File Numbers 001-16443, 333-101155
                                          ---------------------


                            MS STRUCTURED ASSET CORP.
                                  On behalf of
                            SATURNS Trust No. 2003-8
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-4026700
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


     1585 Broadway, Second Floor
          New York, New York
       Attention: Madhu Philips                               10036
--------------------------------------                     ----------
(Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
------------------------------------   -----------------------------------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

     As of February 20, 2005, 1,000 shares of common stock, par value $1.00 per share, were outstanding.


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

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable

ITEM 2.  PROPERTIES

         Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         Not Applicable


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

---------------------- --------------------- ------------------------------ ----------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)

                                                                                           For FY 2004

---------------------- --------------------- ------------------------------ ----------------------------------------

---------------------- --------------------- ------------------------------ ----------------------------------------
2003-8                 5/28/03               June 1 and December 1          June 3, 204 and December 6, 2004
---------------------- --------------------- ------------------------------ ----------------------------------------

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



     Date:  March 30, 2005

                                      MS STRUCTURED ASSET CORP.
                                      (Registrant)



                                      By:    /s/ Madhu Philips
                                         ---------------------
                                      Name:  Madhu Philips
                                      Title: Vice President

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Madhu Philips, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-8;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association and its officers and agents.



                                     By:    /s/ Madhu Philips
                                        ---------------------
                                     Name:  Madhu Philips
                                     Title: Vice President
                                     Date:  March 30, 2005

                                                                    Exhibit 31.2
                              COMPLIANCE STATEMENT

     In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-8 for the fiscal year ending December 31, 2004, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that he is a duly elected Vice President of LaSalle Bank National Association and further certifies in his capacity as such as follows:

1. LaSalle Bank National Association has prepared all distribution reports with respect to each distribution date for SATURNS Trust No. 2003-8, and has filed a copy of such reports on Form 8-K during the fiscal year as described on Exhibit A hereto.

2. I have reviewed all reports on Form 8-K containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-8;

3. I am familiar with the operations of LaSalle Bank National Association with respect to the SATURNS program and SATURNS Trust No. 2003-8 and the requirement imposed by the applicable trust agreement;

4. Based on my knowledge, the information in the distribution reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the annual report;

5. Based on my knowledge, the information required to be provided under each trust agreement, for inclusion in these reports, is included in these reports;

6. Based on my knowledge, and except as disclosed in the reports, the trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

7. Based on my knowledge, and except as disclosed in the reports, there are no material legal proceedings with respect to any trust, involving the trust or LaSalle Bank National Association as trustee.


                                       By:    /s/ Cynthia Reis
                                          -------------------------
                                       Name:  Cynthia Reis
                                       Title: Senior Vice President
                                       Date:  March 16, 2005

                                                                       EXHIBIT A

---------------------- --------------------- ------------------------------ ----------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)

                                                                                           For FY 2004

---------------------- --------------------- ------------------------------ ----------------------------------------

---------------------- --------------------- ------------------------------ ----------------------------------------
2003-8                 5/28/03               June 1 and December 1          June 3, 204 and December 6, 2004
---------------------- --------------------- ------------------------------ ----------------------------------------