Form 10-K
period 2007-12-31
MS STRUCTURED SATURNS SERIES 2003-8
filed 2008-03-28
CIK 1279658

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

For the fiscal year ended December 31, 2007


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


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

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

Large accelerated filer ___  Accelerated filer ___    Non-accelerated filer    X


         Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes ___ No   X


         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2008, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

             (a) The following documents are filed as part of this Report: None

             (b) Reports on Form 8-K:


See Table Below:

 SATURNS Trust No.:    Closing Date         Payment Dates               Form 8-K Filing Dates (Not Trust
                                                                      Agreement Filings in connection with
                                                                                  Closing Date)

                                                                                   For FY 2007
2003-8                 5/28/03         June 1 and December 1            June 6, 2007 and December 6, 2007


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


         Date:  March 24, 2008

                                                       MS STRUCTURED ASSET CORP.
                                                       (Registrant)


                                                       By:  /s/Madhu Philips
                                                          ----------------------
                                                       Name:   Madhu Philips
                                                       Title:  Vice President

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


                                                     By:      /s/Madhu Philips
                                                        ------------------------
                                                     Name:    Madhu Philips
                                                     Title:   Vice President
                                                     Date:    March 24, 2008

                                                                    Exhibit 31.2

                           COMPLIANCE STATEMENT

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-8 for the fiscal year ending December 31, 2007, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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

                                                  By:      /s/Barbara L. Marik
                                                       -------------------------
                                                  Name:    Barbara L. Marik
                                                  Title:   Senior Vice President
                                                  Date:    March 20, 2008

                                                                       EXHIBIT A

 SATURNS Trust No.:    Closing Date         Payment Dates               Form 8-K Filing Dates (Not Trust Agreement
                                                                           Filings in connection with Closing Date)

                                                                                          For FY 2007
2003-8                 5/28/03         June 1 and December 1            June 6, 2007 and December 6, 2007